Form 10-K
period 1996-12-31
SALOMON BROTHERS MORT SEC VII INC TRUST CERT SERIES 1996-4
filed 1997-09-22
CIK 1024735

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

 Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange
         Act of 1934 (Fee Required)  For fiscal year ended 12/31/1996

                     Commission file number: 033-84924-16

                Salomon Brothers Mortgage Securities VII, Inc.
    (AS DEPOSITOR UNDER THE TRUST AGREEMENT DATED AS OF SEPTEMBER 30, 1996,
        PROVIDING FOR THE ISSUANCE OF TRUST CERTIFICATES SERIES 1996-4
-------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

                 Delaware                           133439681
                 --------                           ----------
         (State or Other Jurisdiction           (I.R.S. Employer
            of Incorporation                 Identification Number)

                      Seven World Trade Center 29th Floor
                           New York, New York  10048
                      ----------------------------------
                       (Address of Principal (Zip Code)
                        Executive Offices)           `

                 Registrant's telephone number:(203) 625-2700

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            _X_ YES         ___ no



Item 1. Business:

       Not applicable


Item 2. Properties:

       Not applicable


Item 3. Legal Proceedings:

       None


Item 4. Submission of Matters to a Vote of Security-Holders

       None


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

       To the best knowledge of the registrant there is no established public trading market for the certificates.

       There are approximately 20 holders of record as of the end of the reporting year.


Item 6.Selected Financial Data

       Not applicable


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

       Not applicable


Item 8. Financial Statements and Supplementary Data

       Not applicable


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       None


Item 10.    Directors and Executive Officers of the Registrant

       Not applicable


Item 11.    Executive Compensation

       Not applicable


Item 12.    Security Ownership of Certain Beneficial Owners and Management

       Not applicable


Item 13.    Certain Relationships and Related Transactions

       Not applicable


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       The company filed on Form 8-K, separately for each distribution date, the distribution of funds related to the trust for each of the following distribution dates:

                 Distribution Date        Form 8-K Filing Date
                 -----------------        --------------------
                 October 29, 1996              January 3, 1997
                 November 27, 1996        January 29, 1997
                 December 30, 1996        January 29, 1997




Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 09/19/97

Salomon Brothers Mortgage Securities VII, Inc. by First Trust National Association, as Trustee for Salomon Brothers Mortgage Securities VII, Inc. Trust Certificates, Series 1996-4,

By:    /s/ Eve Kaplan
   --------------------------------------
Name:    Eve Kaplan
Title:   Vice President
Company: First Trust National Association