Form 10-K
period 1998-12-31
SALOMON BROTHERS MORT SEC VII INC TRUST CERT SERIES 1996-4
filed 1999-02-01
CIK 1024735

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities & Exchange
                  Act of 1934 For fiscal year ended 12/31/1998

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

        There are approximately 17 holders of record as of the end of the reporting year.


Item 6. Selected Financial Data

        Not applicable


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Date: 01/29/99

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