Form 10-K
period 1999-12-31
SALOMON BROTHERS MORT SEC VII INC TRUST CERT SERIES 1996-4
filed 2000-01-31
CIK 1024735

SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities & Exchange
                  Act of 1934 For fiscal year ended 12/31/1999

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

        There are approximately 16 holders of record as of the end of the reporting year.


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

Date: 01/28/00

Salomon Brothers Mortgage Securities VII, Inc. by U.S. Bank National Association fka First Trust National Association, as Trustee for Salomon Brothers Mortgage Securities VII, Inc. Trust Certificates, Series 1996-4,

By:    /s/ Barbara J. Quall
   --------------------------------------
Name:    Barbara J. Quall
Title:   Vice President
Company: U.S. Bank National Association fka First Trust National Association